Form 10-K405
period 1995-12-31
SPIEGEL MASTER TRUST
filed 1996-03-29
CIK 931866

-----------------------



UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K405



(Mark one)

[X ]  	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

 OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE

 REQUIRED)

For the fiscal year ended
 .................................December 31, 1995

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR

 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ( FEE

 REQUIRED)

For the transition period from.........to ................



Commission file number ...................... 33-89192





SPIEGEL MASTER TRUST

(Issuer of the Certificates)





Spiegel Credit Corporation III

(Originator of the Trust)

(Exact name of co-registrant as specified in its charter)



400 West 9th Street, Suite 101B

Wilmington, Delaware  19801

(302)429-7609

(Address, including zip code, and telephone number, including area code, of each registrant's principal executive offices)



Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:



Series 1995-A Class A Certificates

Series 1995-A Class B Certificates

(Title of each class of securities covered by this Form)



Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section 13 or 15(d) of the

 Securities Exchange Act of 1934 during the preceding 12 months

 (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X            No

                  -----               -----



Indicate by check mark if disclosure of delinquent filers

 pursuant to Item 405 of Regulation S-K is not contained herein,

 and will not be contained, to the best of the registrant's

 knowledge, in definitive proxy.    X

                                  ----

------------------------------------------------

PART I

ITEM 1.    BUSINESS.

The Spiegel Master Trust (the "Trust") was formed pursuant to pooling and servicing agreement  among Spiegel Credit Corporation

("SCCIII"), as seller and originator of the Trust; First

Consumers National Bank ("FCNB"), a national banking association engaged in credit card operations and a wholly-owned subsidiary of Spiegel,Inc. ("Spiegel"), as servicer (referred to in such capacity as the("Servicer"); and a third party bank as  trustee

(the "Trustee").  The property of the Trust includes certain FCNB

Preferred Charge accounts receivable (the "Receivables")

generated or to be generated by FCNB in its ordinary course of business and arising under designated FCNB Preferred Charge accounts used to charge sales of merchandise and services by

 Spiegel and its retailing subsidiaries (the "Accounts"), all monies due or to become due in respect of the Receivables, all

 Recoveries, Collections and other proceeds of the Receivables and proceeds of credit insurance policies relating to the

 Receivables and all monies on deposit in certain bank accounts of the Trust.



ITEM 2.   PROPERTIES.

Not applicable.



ITEM 3.   LEGAL PROCEEDINGS.

Not applicable.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS.

Not applicable.

---------------------------------------------------

PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

 STOCKHOLDER MATTERS

The Series 1995-A Class A Certificates and the Series 1995-A

Class B Certificates represent undivided interest in the Trust.

The property of the Trust includes a portfolio of FCNB

Preferred Charge accounts receivable.   There are two holders of

record for the Series 1995-A Class A Certificates and the Series

1995-A Class B Certificates.  There is a third class of

certificates in the  Master Trust, the Series 1995-A Class C

Certificates.  These certificates were issued to SCCIII by the

Trust and are being held by SCCIII.



ITEM 6.    SELECTED FINANCIAL DATA.

Not applicable.



ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

 CONDITION AND OF OPERATIONS

Not applicable.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Not applicable.



ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

-----------------------------------------------------------



PART III



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Not applicable.



ITEM 11.  EXECUTIVE COMPENSATION.

Not applicable.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

 MANAGEMENT.

Not applicable.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None, except the information concerning the servicing fees paid to the registrant by the Trust as contained in Exhibit 99.1 through 99.3 hereto, which are hereby incorporated herein by reference.



PART IV



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

 AND REPORTS ON FORM 8-K.



a.  The following documents are filed as part of this Report:

     3.  Exhibits

      No. 99.1 Form of Monthly Certificateholders' Statement for

                       October 1995

      No. 99.2 Form of Monthly Certificateholders' Statement for

                       November 1995

      No. 99.3 Form of Monthly Certificateholders' Statement for

                       December 1995



b.   Reports on Form 8-K filed with respect to fiscal 1995.

During 1995, two Current Reports on Form 8-K were filed with the

Securities and Exchange Commission.  The first, filed on August

15, 1995, submitted the monthly certificateholders' statements for April, May, and June required by the Pooling and Servicing

Agreement.  The second, filed on November 14, 1995, submitted the monthly certificateholders' statements for July, August, and

September required by the Pooling and Servicing Agreement.

-------------------------------------------------------------



SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the

Securities Exchange Act of 1934, Spiegel Credit Corporation III

has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on

March 29, 1996.



Spiegel Credit Corporation III on behalf

of Spiegel Master Trust



                 By:  /s/ John J. Shea
                ------------------------
                 John J. Shea, President
                (Principal Operating
                 Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of

1934, this report has been signed below by the following persons on behalf of the registrant, and in the capacities indicated on

March 29,1996.

   Signature                        Title
  --------------                  -----------------
/s/ John J. Shea                  President and Director
------------------------          (Principal Operating
John J. Shea                       Executive Officer)


/s/ James W. Sievers               Vice President and
-----------------------            Director (Principal
James W. Sievers                   Financial and Accounting
                                   Officer)

/s/ Michael R. Moran                Director
-----------------------------
Michael R. Moran


------------------------------------------------------







EXHIBIT INDEX



Exhibit

   No.                     Exhibit

-----------          ----------------

99.1          Form of Monthly Certificateholders' Statement

                 for October 1995



99.2          Form of Monthly Certificateholders' Statement

                 for November 1995



99.3          Form of Monthly Certificateholders' Statement

                 for December 1995