Form 10-K405
period 2000-12-31
SPIEGEL MASTER TRUST
filed 2001-04-04
CIK 931866

UNITED STATES

            SECURITIES AND EXCHANGE COMMISSION

                 Washington, DC  20549

                     FORM 10-K405



(Mark one)

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended............December 31, 2000

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from.........to..........


Commission file numbers ....333-39062 and 333-39062-01



                SPIEGEL CREDIT CORPORATION III
                    SPIEGEL MASTER TRUST
(Exact name of co-registrants as specified in their charter)


       Delaware                                36-3976025
(State of incorporation)         (I.R.S. Employer Identification No.
                                  of Spiegel Credit Corporation III)


400 West 9th Street, Suite 101B
Wilmington, Delaware                           19801
(Address of principal executive offices)     (Zip Code)

Spiegel Credit Corporation III's telephone number, including area code: (302)429-7609



Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

              Spiegel Credit Card Master Note Trust
       Class A Series 2000-A Floating Rate Asset Backed Notes
      (Title of each class of securities covered by this Form)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X            No
                  -----             -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


The common equity of the co-registrants is not publicly traded and is entirely held by affiliates. The aggregate principal value of the Notes held by non-affiiates of the the registrant as of December 31, 2000 was $600 million.


-------------------------------------------------------------------------

PART I

ITEM 1.    BUSINESS.

The Spiegel Credit Card Master Note Trust (the "Issuer") is a common law trust created under the laws of the State of Illinois. The Spiegel Credit Card Master Note Trust is operated under a Trust Agreement (the "Trust Agreement"), dated as of December 1, 2000, between Spiegel Credit Corporation ("SCCIII") (the "Seller") and Bankers Trust Company, as the Owner Trustee. The Issuer's activities are limited to aquiring, owning and managing trust assets and the proceeds of those assets; issuing and making payments on the notes; and engaging in related activities. On December 19, 2000, $600,000,000 Class A Floating Rate Asset-Backed Notes (the "Notes") were issued by the Issuer under an indenture supplement to an indenture, each between the Issuer and The Bank of New York, as indenture trustee.

The Notes are secured by a beneficial interest in a pool of receivables
(the "Receivables") that arise under private label retail credit card accounts owned by First Consumers National Bank ("FCNB"), a national banking association engaged in credit card operations and a wholly-owned subsidiary of Spiegel, Inc. ("Spiegel"). FCNB designates all eligible accounts in its portfolio of private label retail credit card accounts and transfers the receivables in those accounts to SCCIII under a receivables purchase agreement. SCCIII, in turn, transfers the receivables to Spiegel Master Trust, an Illinois common trust operated under a pooling and servicing agreement, amended and restated in December 1994, among SCCIII, as seller and originator of the Trust; FCNB, as servicer (refered to in such capacity as the "Servicer"); and the Bank of New York as trustee (the "Trustee"). Spiegel Master Trust issued a collateral certificate to SCCIII that represents a beneficial interest in the Receivables. SCCIII transferred the collateral certificate to the Issuer under a transfer and servicing agreement among SCCIII, as seller; FCNB, as servicer; and the Issuer.

The Notes were registered under a Registration Statement (file nos. 333-39062 and 333-39062-01) on Form S-3 declared effective on October 19, 2000.



ITEM 2.   PROPERTIES.

Not applicable.



ITEM 3.   LEGAL PROCEEDINGS.

The co-registrants are not aware of any material pending legal proceedings involving either the Registrants, the Trustee, the Seller or the Servicer with respect to the Notes or the Registrant's property.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS.

No vote or consent of the holder of the Notes was solicited for any purpose during the year ended December 31, 2000.


---------------------------------------------------

PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

To the best of the co-registrants' knowledge, there is no established public trading market for the Notes. As of February 28, 2001, there was one Class A Series 2000-A noteholder of record, who may be holding Notes for the accounts of others.



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


-----------------------------------------------------------

PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Not applicable. The Issuer does not have directors and executive officers.



ITEM 11.  EXECUTIVE COMPENSATION.

Not applicable.  The Issuer does not have any employees.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.

As of February 28, 2001, there was one Class A Series 2000-A noteholder of record, who may be holding Notes for the accounts of others. The following is the name and address of the entity which holds of record 100% of the outstanding principal amount of the Class A Notes:

          CEDE & CO
          55 Water Street
          New York, NY  10041



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None, except the information concerning the servicing fees paid to the Servicer by the Trust as contained in Exhibit 99, which is incorporated herein by reference.


--------------------------------------------------------------------

PART IV



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K.


a.  The following documents are filed as part of this Report:

     (3.)  Exhibits

      No. 99. Form of Monthly Noteholder Statement for
              December 2000


b. The Registrants filed the following two current reports on Form 8-K for the fourth quarter of 2000:

Date of Report:  December 5, 2000
Items Covered:   Consent of PricewaterhouseCoopers LLP regarding financial
                 statements of MBIA Insurance Corporation, their report and the use of their name in the Prospectus Supplement.


Date of Report:  December 19, 2000
Items Covered:   Initial Current Report on Form 8-K filed with respect
                 to the Issuance of the Notes

-------------------------------------------------------------



SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 4, 2001.



Spiegel Credit Corporation III
(Co-Registrant)


By:  /s/ John R. Steele
    -----------------------------
    Name:  John R. Steele
    Title: Treasurer and Director


Spiegel Master Trust
(Co-Registrant)

By: Spiegel Credit Corporation III,
as originator of Spiegel Master Trust

By:  /s/ John R. Steele
    -----------------------------
    Name:  John R. Steele
    Title: Treasurer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants, and in the capacities indicated on April 4, 2001.


   Signature                        Title
  --------------                  -----------------

/s/ James W. Sievers
-----------------------            President and Director
James W. Sievers                  (Principal Executive Officer)


/s/ Michael R. Moran
-----------------------            Vice President, Secretary and Director
Michael R. Moran                  (Principal Financial Officer)


/s/ John R. Steele
-----------------------            Director
John R. Steele                    (Principal Accounting Officer)


---------------------------------------------------------------------